Form 10-Q
period 2017-03-31
Development Capital Australia Corp
filed 2017-05-22
CIK 1672898

EXHIBIT 32


CERTIFICATION PURSUANT TO SECTION 906

Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, I, the undersigned officer Development Capital Australia Corporation
(the "Company"), hereby certify to my knowledge that:

The Report on Form 10-Q for the period ended March 31, 2017 of the Company fully complies, in all material respects, with the requirements of Section 13(a) or 15(d) of the Securities
Exchange Act of 1934, and the information contained in the Report fairly represents, in all material respects, the financial condition and results of operations of the Company.

A signed original of this written statement required by Section
906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange
Commission or its staff upon request.


                             /s/ James Cassidy
                                 Chief Executive Officer
                                 Chief Financial Officer
Date: May 22, 2017