Form 10-Q
period 2017-09-30
Development Capital Australia Corp
filed 2017-11-20
CIK 1672898

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                  FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2017

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


     Class                                 Outstanding at
                                           November 14, 2017

Common Stock, par value $0.0001               20,000,000

Documents incorporated by reference:            None

__________________________________________________________________________

                      CONDENSED FINANCIAL STATEMENTS


Condensed Balance Sheets as of September 30, 2017 (unaudited)
and December 31, 2016                                            2

Condensed Statements of Operations for the three months and
nine months ended September 30, 2017 and for the three months ended September 30, 2016 and for the period from April 4, 2016
(Inception) to September 30, 2016 (unaudited)                    3

Condensed Statements of Cash Flows for the nine months
ended September 30, 2017 and for the period from April 4, 2016
(Inception) to September 30, 2016 (unaudited)  		         4

Notes to Condensed Financial Statements (unaudited)              5-8

______________________________________________________________________

               DEVELOPMENT CAPITAL AUSTRALIA CORPORATION
                      CONDENSED BALANCE SHEETS

           ASSETS
                                             September 30,   December 31,
                                               2017              2016
                                            ------------     ------------
                                            (Unaudited)
   Current assets

     Cash                                   $        -        $        -
                                            ------------      ------------
        Total assets                        $        -        $        -
                                            ============      ============

          LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities
       Accrued liabilities                 $        750       $       750
                                            ------------      ------------
           Total liabilities                        750	              750
                                            ------------      ------------

   Stockholders' Equity
       Preferred stock, $0.0001 par value
       20,000,000 shares authorized;
       none issued and outstanding at
       September 30, 2017 and December 31,
       2016, respectively                           -                 -

       Common Stock, $0.0001 par value,
       100,000,000 shares authorized;
       20,000,000 shares issued and
       outstanding at September 30, 2017 and
       December 31, 2016, respectively            2,000             2,000

       Discount on Common Stock                  (2,000)           (2,000)
       Additional paid-in capital                 2,712		    1,312
       Accumulated deficit                       (3,462)           (2,062)
                                            ------------      ------------
          Total stockholders' deficit              (750)             (750)
                                            ------------      ------------
          Total liabilities and
             stockholders' deficit          $        -        $        -
                                            ============      ============

The accompanying notes are an integral part of these unaudited condensed financial statements.

______________________________________________________________________

                     DEVELOPMENT CAPITAL AUSTRALIA CORPORATION
                      CONDENSED STATEMENTS OF OPERATIONS
				 (UNAUDITED)
                                                                             For the period
        	     	     For the Three   For the Three   For the nine    from April 4,
                             Months Ended    Months Ended    months Ended    2016 (Inception)
		             Sept. 30, 2017  Sept. 30, 2016  Sept. 30, 2017  to Sept. 30, 2016
                             --------------  --------------  --------------  ----------------
    Revenue                  $         -     $         -     $         -     $          -
    Cost of revenues                   -               -               -                -
                            --------------  --------------  --------------   ---------------
    Gross profit                       -               -               -                -
                            --------------  --------------  --------------   ---------------
    Operating expenses               250             250            1,400            1,812
                            --------------  --------------  --------------   ----------------
    Loss before income taxes        (250)           (250)          (1,400)          (1,812)
    Income tax expense                -                -                -               -
                            --------------  --------------  --------------   ---------------
    Net loss                  $     (250)     $     (250)     $    (1,400)    $     (1,812)
                             ============   =============   =============   ===============
    Loss per share -         $     (0.00)    $     (0.00)    $     (0.00)    $      (0.00)
         basic and diluted   =============   =============   =============   ===============
    Weighted average shares -   20,000,000      20,000,000      20,000,000       20,000,000
         basic and diluted    ============   =============   =============   ===============


   The accompanying notes are an integral part of these unaudited condensed financial statements.

                                       3
______________________________________________________________________

                          DEVELOPMENT CAPITAL AUSTRALIA CORPORATION
                          CONDENSED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                                           For the period
                                                         For the nine     from April 4, 2016
							 Months Ended      (Inception) to
					                 Sept. 30, 2017     Sept. 30, 2016
                                                         -------------     -----------------
OPERATING ACTIVITIES

   Net loss                                               $   (1,400)      $    (1,812)

   Non-cash adjustments to reconcile net loss to net cash:
     Expenses paid for by stockholder and contributed
     as capital                                                 1,400             1,312

   Changes in Operating Assets and Liabilities:
     Accrued liabilities                                            -               500
                                                          -------------     --------------
       Net cash provided by (used in) operating activities          -                -
                                                          -------------     --------------
   Net increase in cash                                             -                -
   Cash, beginning of period                                        -                -
                                                          -------------     --------------
   Cash, end of period                                     $        -        $       -
                                                           ============      =============
   SUPPLEMENTAL DISCLOSURES:
     Cash paid during the period for:
        Income tax                                         $        -        $       -
                                                           ===========       =============
     Interest                                              $        -        $       -
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

______________________________________________________________________

                 DEVELOPMENT CAPITAL AUSTRALIA CORPORATION
            Notes to Unaudited Condensed Financial Statements

NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Development Capital Australia Corporation (the "Company") was incorporated on April 4, 2016 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders. The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under
Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

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

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") were omitted pursuant to such rules and regulations. The results for the nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017.

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

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of September 30, 2017 and December 31, 2016, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of September 30, 2017 and December 31, 2016, respectively.

______________________________________________________________________

                DEVELOPMENT CAPITAL AUSTRALIA CORPORATION
            Notes to Unaudited Condensed Financial Statements


INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2017 and December 31, 2016, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2017 and December 31, 2016, there are no outstanding dilutive securities.

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

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $1,400 for the nine months ended September 30, 2017. The Company had a working capital deficit of $750 and an accumulated deficit of $3,462 as of September 30, 2017 and a working capital deficit of $750 and an accumulated deficit of $2,062 as of December 31, 2016. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 3 - ACCRUED LIABILITIES

As of September 30, 2017 and December 31, 2016, the Company had accrued professional fees of $750 and $750, respectively.

NOTE 4 - STOCKHOLDERS' DEFICIT

On April 4, 2016, the Company issued 20,000,000 founders common stock to two directors and officers for no consideration. The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of September 30, 2017, 20,000,000 shares of common stock and no preferred stock were issued and outstanding.

NOTE 5 - SUBSEQUENT EVENT

Management has evaluated subsequent events through November 14, 2017 the date which the financial statements were available to be issued. All subsequent events requiring recognition have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, "Subsequent Events."
                                  7

______________________________________________________________________


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

      Development Capital Australia Corporation (the "Company") was incorporated on April 4, 2016 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company is a blank check company and qualifies as an "emerging growth company" as defined in the Jumpstart Our Business Startups Act which became law in April, 2012.

    Since inception the Company's operations to date of the period covered by this report have been limited to issuing shares of common stock to its original shareholders and filing a registration statement on Form 10 on May 2, 2016 with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 as amended to register its class of common stock. The Company changed its name in expectation of a change in control of the Company. As of the date of this Report, no change in control has been effected and when, and if, such change is effected the Company will file a Form 8-K announcing it.

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

     As of September 30, 2017, the Company had not generated revenues and had no income or cash flows from operations since inception. The Company had sustained net loss of $1,400 and an accumulated deficit of $3,462 for the nine months ended and as of September 30, 2017, respectively.

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

     Management of the Company has also received subpoenas from the Securities and Exchange Commission in regard to certain of the transactions and filings for the past five years of certain of its blank check companies. Management has no independent knowledge or information as to the intent or purpose of such subpoenas but believes the SEC is investigating whether the change in control transaction is considered a sale of a security and if so whether a broker needs to be used to effect the transaction.


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

Dated:   November 20, 2017